Form 10QSB
period 2001-09-30
MY PERSONAL SALON INC
filed 2001-11-19
CIK 1159527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

[  ]            TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission File Number 333-72762

MY PERSONAL SALON, INC.
(Name of small business issuer in its charter)

Delaware	13-4137925
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1407 Broadway, Suite 1206 New York, NY 10018
(Address of principal executive offices)
(917) 777-0790
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ]  No  [X ]

As of October 19, 2001, there were 27,749,957 shares of the Registrant's common stock outstanding.

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION
Item 1.	Financial Statements

Balance Sheet As Of
	September 30, 2001 (unaudited)	F-2

Statements of Operations For The Three Months Ended
	September 30, 2001 (unaudited)	F-2

Statements of Cash Flows For The Three Months Ended
	September 30, 2001 (unaudited)	F-3

Notes to Financial Statements As Of
	September 30, 2001	F-4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures

MY PERSONAL SALON, INC.
BALANCE SHEET
 AS OF SEPTEMBER 30, 2001
(UNAUDITED)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASSETS

CURRENT ASSETS
Due from stockholder	$75

Total Current Assets	75

PROPERTY AND EQUIPMENT - NET	72,677

OTHER ASSETS
Notes receivable - stockholders	4,855

TOTAL ASSETS	$77,607

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,070
Due to stockholder	1,004
Deferred marketing revenue	30,000

Total Current Liabilities	35,074

TOTAL LIABILITIES	35,074

STOCKHOLDERS' EQUITY
Preferred stock $.0001 par value 4,000,000 shares authorized, none issued and outstanding	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 27,749,957 shares issued and outstanding	2,775
Additional paid-in capital	475,547
Accumulated deficit	(368,990)
Deferred consulting service costs	(18,750)
Deferred advertising service costs	(48,049)

Total Stockholders' Equity	42,533

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$77,607

See accompanying notes to financial statements.

MY PERSONAL SALON, INC.
STATEMENT OF OPERATIONS
 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)

MARKETING INCOME	$15,000

SALES REVENUES	800

COST OF SALES	541

GROSS PROFIT	259

TOTAL INCOME	15,259

OPERATING EXPENSES
Web site development	2,089
Consulting fees	6,470
Depreciation and amortization	13,464
Professional fees	4,000
Other general and administrative expenses	3,463

Total Operating Expenses	29,486

NET LOSS	$(14,227)

Net loss per share - basic and diluted	$-

Weighted average number of shares outstanding during the period - basic and diluted	26,035,753

See accompanying notes to financial statements.

MY PERSONAL SALON, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,227)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,464
Deferred marketing revenue	(15,000)
Stock issued for deferred services - expense portion	23,339
Changes in operating assets and liabilities:
Increase (decrease) in:
Increase (decrease) in:
Accounts payable	(27,008)
Due to stockholder - expense reimbursement	1,004

Net Cash Used In Operating Activities	(18,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
Due from stockholder	(75)
Purchased fixed assets	(151)
Payment of offering costs	(5,975)

Net Cash Used In Investing Activities	(6,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	23,237

Net Cash Provided By Financing Activities	23,237

NET DECREASE IN CASH	(1,392)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,392

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-

See accompanying notes to financial statements.

MY PERSONAL SALON, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)

NOTE 1      BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes included in the Company's Form SB-2 filed on October 10, 2001.

NOTE 2      PRIVATE PLACEMENT MEMORANDUM

On April 1, 2001, the Company issued a Private Placement Memorandum ("Memorandum"). The shares were offered without registration under the Securities Act of 1933, in reliance upon the exemption from registration afforded by Section 4(2) of the Act and Rule 506 Regulation D.

Under the terms of the Memorandum, a maximum of 6,000,000 shares for a total offering of $450,000 at a purchase price of $.075 per share were offered. The minimum investment was 500 shares or $37.50. The shares were offered by the Company to accredited investors only, on a best efforts basis, for a period of 360 days from April 1, 2001 or until such earlier date as all such shares were sold. Subscribers were not entitled to a return of funds after subscription. Each share of common stock entitles the holder thereof to one vote per share in all general voting of the stockholders of the Company.

As of September 30, 2001, the Company has sold 1,131,442 shares under this Memorandum for proceeds of $62,171 and 4,868,515 shares were issued for services. The Company considers the offering closed as of this date.

NOTE 3      STOCKHOLDERS' EQUITY

At September 30, 2001 there were 27,749,957 shares of common stock issued and outstanding. No preferred stock has been issued.

See accompanying notes to financial statements.

MY PERSONAL SALON, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)

(A) Stock Issued for Cash

During the three months ended September 30, 2001, the Company issued 2,750,000 shares of common stock to its founders for $550.

During the three months ended September 30, 2001, the Company issued 302,500 shares of common stock for an aggregate of $22,687 under the private placement memorandum (See Note 2).

(B) Stock Issued for Services

The Company issued 768,515 shares of common stock to various service providers, 100,000 shares of which were to satisfy a prior accounts payable balance of $15,000. The 668,515 shares that were issued for current and future services were valued at $50,138; the fair market value for financial reporting purposes based on concurrent cash offering prices at the date of issuance. The portion of the value of these shares that is for future services has been deferred and shown as a contra to stockholders equity and will be amortized over the life of the related agreement.

NOTE 4      GOING CONCERN

The Company's financial statements for the three months ended September 30, 2001 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $14,227 for the three months ended September 30, 2001, and has a working capital deficiency of $34,999 at September 30, 2001. The Company's working capital deficiency at September 30,2001 may not enable it to meet such objectives as presently structured. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, commence profitable operations and implement its business plan. Management believes the Company will become profitable with the commencement of revenue producing operations during fiscal 2002.

NOTE 5      SUBSEQUENT EVENTS

On October 4, 2001 the Company issued a note payable to a stockholder in the amount of $1,000 for funds received from the stockholder. The note is due on October 4, 2002 and bears interest at 8%.

See accompanying notes to financial statements.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto.  In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risks and Uncertainties."  You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including future Quarterly Reports on Form 10-QSB to be filed in 2002.  When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

OVERVIEW

To date, My Personal Salon, Inc. has conducted limited operations. Currently, the services offered by our company are: hair, nail, makeup, and massage. Beauty care products related to all services are also available for purchase. Independent stylists that are engaged by My Personal Salon to provide all services. We are currently operating in Manhattan, New York exclusively.

RESULTS OF OPERATIONS

Revenues

As the Company was originally organized on September 27, 2000 and did not conduct significant operations, no comparison can be made between the first quarter of operations in 2000 and the first quarter of operations in 2001.

The Company's revenues from hair and makeup services during the second quarter of 2001 was $800.  The Company also realized $15,000 in Marketing Income from its contract with Redken Fifth Avenue, and sale to L'Oreal. Cash from these sales was received during the previous fiscal year and classified as Deferred Revenue. As of October 13, 2001, the Company had not entered into any new marketing contracts.

Operating Gain/Loss

Loss from operations was ($14,227). Major expenses incurred during the first quarter were: depreciation and amortization of the Company's fixed assets and costs capitalized in the initial development of its website ($13,464); web services ($2,089); consulting fees ($6,470); and professional fees ($4,000).

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001 the Company had $75 in total current assets and total shareholders equity of $42,533 with which to pay its obligations. The Company has engaged Equinet Inc. to conduct a best efforts financing in order to increase the Company's liquidity and capital resources, however this effort has been suspended until such time as the Company's SB-2 Registration Statement has been declared effective by the Securities and Exchange Commission.

In the past, our greatest need for cash has been operating costs such as lease and utility payments and fees to our outside consultants. Because of our current cash position and our pending registration of securities, we did not conduct significant operations through September 30, 2001,

Management is uncertain whether the Company's SB-2 Registration Statement will be declared effective during the next three months. If it does become effective, we are uncertain whether the proposed private offering of restricted stock will be sufficient to make up projected shortfalls from the results of its operations through the next three months. If it does not become effective, we will be unable to initiate the proposed private offering of restricted stock, and operations may not make up projected shortfalls from the results of operations through the next three months

RISKS AND UNCERTAINTIES

The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry.  If any of these or other risks actually occurs, we may be forced to suspend operations, and you may lose all or part of your investment.  We have a history of losses and we may never be profitable.  We had an accumulated deficit of ($368,990) at September 30, 2001.  Unless we are able to see a significant increase in revenues from sales of our products and services during the next quarter, we may be forced to suspend current operations.

Although we have conducted market research and test marketing, we have not yet conducted full-scale commercial operations. As such, there is no history of operations on which to base an evaluation of the Company's business plan. Because we have no history of full-scale operations, we have no meaningful financial historical data to use as a basis for determining future operational performance. Our business must be considered in light of the risks, expenses, and problems frequently encountered by companies in the early stages of development, particularly companies, like ours, that rely in part on Internet commerce.

There can be no assurance that our marketing and sales strategies will be effective and that consumers will use our services and/or buy our products. Market acceptance of our services will depend in part upon our ability to demonstrate the advantages of our on-site hair and beauty service over competitors that operate traditional hair and beauty salons. In addition, our sales strategy contemplates sales to markets that are unfamiliar with receiving hair and beauty services at a location other than a beauty salon and therefore may not be accepting of our service.

Our business plan calls for significant expenses in connection with our proposed regional expansion. Accordingly, we will require additional capital in order to finance this expansion expense. We do not have any firm commitments for financing and we can provide no assurance that we will be able to obtain the required financing when needed. Obtaining additional financing will be subject to a number of factors, including:

-  Market conditions;
-  Investor acceptance of our business plan; and
-  Investor sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in obtaining financing in the amount necessary to complete our business plan, then we will not be able to achieve revenues and our business may fail.

We intend to apply to the National Association of Securities Dealers, (the "NASD"), to have our common stock quoted on the Over-the-Counter Bulletin Board (the "Bulletin Board"), at such time as Registration Statement filed on Form SB-2 with the Securities and Exchange Commission on November 5, 2001 is declared effective. The Bulletin Board is a more limited trading market than the NASDAQ markets or other exchanges and as such, timely, accurate quotations of the price of our common stock may not always be available. You can also expect our trading volume to be low in this market. Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no litigation pending by or against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2001, the Company sold a total of 1,071,015 shares of its common stock at $0.075 per share in nineteen separate private transactions. Of these transactions, 17 (or 302,500 shares) were for cash, and 2 (768,515 shares) were in exchange for services rendered to the Company by its previous law firm and it web hosting, customer service and telemarketing contractor. All of the shares issued were restricted securities. These transactions completed the Company's Private Placement of 6,000,000 shares of common stock, pursuant to Regulation D, Rule 506, dated April 1, 2001. All investors executed subscription agreements with the Company in which they represented that they were accredited investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No events occurred during the quarter covered by this Quarterly Report that would require response to this item.

ITEM 4.  OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended September 30, 2001

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

MY PERSONAL SALON, INC.
Dated: November 19, 2001	By: /s/ Stephen Davis
Stephen Davis
Its: Chief Executive Officer

Dated: November 19, 2001	By: /s/ Martin Bond
Martin Bond
Its: Chief Financial Officer